Form 10-Q
period 1996-06-30
MORTGAGE BANCFUND OF AMERICA II L P
filed 1997-07-29
CIK 849901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   	ACT OF 1934
For the quarterly period ended June 30, 1996

OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE 	ACT OF 1934

For the transition period from                                      to

Commission file number:	33-28491

THE MORTGAGE BANCFUND OF AMERICA II, L.P., a California Limited Partnership (Exact Name of Registrant as Specified in its Charter)

					California										33-0369995
State or other jurisdiction of incorporation				 	IRS Employer Identification
number

2 Corporate Park, Ste. 106, Irvine, CA  92714
Address of Principal Executive Offices(Zip code)

(714) 253-2900
Registrant's Telephone Number, including Area Code

N/A
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES    X								NO_______


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. N/A

         YES    								NO_______

APPLICABLE ONLY CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. N/A

MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California Limited Partnership)

Index to Form 10-Q

June 30, 1996

Part I - Financial Information

Item 1 - Financial Statements

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II - Other Information

Item 1 - Legal Proceedings

Item 2 - Changes in Securities

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

Signatures

MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California Limited Partnership)

Part I - Financial Information

Item 1 - Financial Statements

Balance Sheets
Income Statements
Statements of Partner's Equity
Statements of Cash Flow
Notes to Financial Statements

	See attached exhibit

MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California Limited Partnership)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
Liquidity for the Partnership remains a pressing concern for management. All cash needed for operations is being generated through operations of foreclosed properties and from the sale of those properties. Management has no plans to seek additional sources of capital from outside sources either in the form of debt or equity. However, management is confident cash being generated internally is sufficient to operate the Partnership in the near future.

The capital accounts remain substantially unchanged since the year end
December 31, 1995 at $8.04 per limited partnership unit outstanding, an overall decline in book value of almost 92% since inception of the Partnership.

Results of Operations:
There are no substantial changes in any of the accounts since
December 31, 1995. Operations are very limited as management is seeking to market the foreclosed real estate and to collect the remaining loans on the Partnership books. Management will continue to strive to effectively sell foreclosed properties although the sagging California economy