Form 10-Q
period 1996-09-30
MORTGAGE BANCFUND OF AMERICA II L P
filed 1997-07-29
CIK 849901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 1996

OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number:	33-28491

THE MORTGAGE BANCFUND OF AMERICA II, L.P., a California Limited Partnership (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

					California										33-0369995
STATE OR OTHER JURISDICTION OF INCORPORATION				 	IRS EMPLOYER IDENTIFICATION
NUMBER

2 Corporate Park, Ste. 106, Irvine, CA  92714
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

September 30, 1996

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

The capital accounts remain substantially unchanged since the year end
December 31, 1995 at $7.42 per limited partnership unit outstanding, an overall decline in book value of almost 92% since inception of the Partnership.

Results of Operations:
There are no substantial changes in any of the accounts since
December 31, 1995. Operations are very limited as management is seeking to market the foreclosed real estate and to collect the remaining loans on the Partnership books. Management will continue to strive to effectively sell foreclosed properties although the sagging California economy remains a formida