Form 10-Q
period 1997-03-31
MORTGAGE BANCFUND OF AMERICA II L P
filed 1997-08-14
CIK 849901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 	ACT OF 1934
For the quarterly period ended March 31, 1997

OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE 	ACT OF 1934

For the transition period from                                      to

Commission file number:	33-28491

THE MORTGAGE BANCFUND OF AMERICA II, L.P., a California Limited Partnership (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

					California										33-0369995
STATE OR OTHER JURISDICTION OF INCORPORATION				 	IRS EMPLOYER IDENTIFICATION
NUMBER

2 Corporate Park, Ste. 106, Irvine, CA  92714
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

March 31, 1997

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

The capital accounts decreased since the year end December 31, 1996 by $.91 to $6.57 per limited partnership unit outstanding, an overall decline in book value of almost 100% since inception of the Partnership.

Results of Operations:
There are no substantial changes in any of the accounts since
December 31, 1996. Operations are very limited as management is seeking to market the foreclosed real estate and to collect the remaining loans on the Partnership books. Management will continue to strive to effectively sell foreclosed properties although the sagging California economy remains a formidable obstacle to that goal. Management has no plans to seek additional investments other than those necessary to ulitmately liquidate real estat quired through foreclosure.

MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California Limited Partnership)

Part II - Other Information

Item 1 - Legal Proceedings

None.

Item 2 - Changes in Securities

None.

Item 3 - Defaults Upon Senior Securities

N/A

Item 4 - Submission of Matters to a Vote of Security Holders

None.

Item 5 - Other Information

None.

Item 6 - Exhibits and Reports on Form 8-K

None.

MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California Limited Partnership)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California Limited Partnership)
Registrant


________________________________									_________________________
Robert Y. Strom, General Partner													Date


"THE MORTGAGE BANCFUND OF AMERICA II, L.P."
(a California Limited Partnership)
BALANCE SHEETS
(Unaudited)

ASSETS								     	"Dec. 31, 1996"		"Mar 31, 1997"
Cash										               	"$26,124 "		"$4,333 "
Loans receivable (Note 1)					"552,018"		"502,018"
Accounts receivable (Note 2)			"18,979"		"25,979"
     Total Assets								     	"597,121"	"532,330"

LIABILITIES & PARTNER'S EQUITY
Liabilities
  Due to general partner & affiliates			   	"63,841"		"63,841"
     Total liabilities							              	"63,841"		"63,841"
Partner's equity								                 	"533,280"		"468,489"
Total liabilities & partner's equity			"$597,121 "		"$532,330 "

Book value per limited partner unit outstanding			$7.48 		$6.57


INCOME STATEMENTS
Unaudited for the Three Months Ended

            												3/31/96		3/31/97

REVENUES:
Interest:
Loans							        			      	"5,750"		"4,375"
Other income								       	   	100	    	125
Total income		      						   	"5,850"		"4,500"

COSTS & EXPENSES:
Cost of loans								         	"5,485"		"4,156"
Real estate owned expenses						0			0
General & administrative costs				330	 	"65,135"
Total costs & expenses						  	"5,815"		"69,291"
NET INCOME (LOSS)						          	$35 		"($64,791)"
Net Income (loss) per
   partnership unit outstanding		$0.00 		($0.91)
Partnership units outstanding			"71,307"		"71,307"
"THE MORTGAGE BANCFUND OF AMERICA II, L.P."
(a California Limited Partnership)
STATEMENTS OF PARTNER'S EQUITY
(Unaudited)

				General	Limited
				Partner	Partner	Total
"Balance, December 31, 1995"				"($169,656)"	"$773,214 "	"$603,558 "
Allocation of net loss					       	"-3,514"			"-66,764"  	"-70,278"
"Balance, December 31, 1996"				"($173,170)"	"$706,450 "	"$533,280 "
Allocation of net loss					       	"-3,240"			"-61,551" 	 "-64,791"
"Balance, March 31, 1997"				  	"($176,409)"	"$644,898 "	"$468,489 "



STATEMENTS OF CASH FLOW
Unaudited For the Three Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES:			"Mar. 31, 1996"		"Mar. 31, 1997"
Net income (loss)											                  	$35 		    	"($64,791)"
Loss on Disposal of Assets									             	0
Adjustments to reconcile net income to cash
  provided by operating activities:
  Decrease(increase) in accrued interest receivable				0				   	0
  (Decrease) increase in accounts payable				  	"-5,080"				   	0
  (Increase) decrease in accounts receivable					  	25			  	"-7,000"
  Increase(decrease) in other liabilities						  "5,081"				   	0
  (Decrease) increase in due to general partner & affiliate		0					0
NET CASH (USED) BY OPERATING ACTIVITIES			           	61				"-71,791"

CASH FLOW FROM INVESTING ACTIVITIES:
Net change in loans receivable								              	0				   "50,000"
NET CASH PROVIDED IN INVESTING ACTIVITIES		         	0			   	"50,000"

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase(Decrease) in notes payable						            	0			    		0
NET CASH PROVIDED BY FINANCING ACTIVITIES			          0				    	0

NET INCREASE(DECREASE) IN CASH					                 	61				"-21,791"
"CASH, Beginning of period"								                	167				"26,124"
"CASH, End of Period"										                    	$228 			"$4,333 "
"THE MORTGAGE BANCFUND OF AMERICA II, L.P."
(a California Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Loans Receivable
Loans receivable are carried at the unpaid principal balance net of unearned loan fees. Points and other loan fees are deferred over the life of the loan. In management's opinion the book value of these loans is equal to the estimated net realizable value.

Note 2 - Accounts Receivable
"This account represents funds owed to the Partnership from affiliate partnerships, and projects which were" acquired through foreclosure.

Accounting Policy
All adjustments made to the financial statements are of a normal recurring nature necessary to present fairly the financial condition of the Partnership.