Form 10-Q
period 1997-06-30
MORTGAGE BANCFUND OF AMERICA II L P
filed 1997-08-14
CIK 849901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 1997

OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE 	ACT OF 1934

For the transition period from                                      to

Commission file number:	33-28491

THE MORTGAGE BANCFUND OF AMERICA II, L.P., a California Limited Partnership (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

					California										33-0369995
STATE OR OTHER JURISDICTION OF INCORPORATION				 	IRS EMPLOYER IDENTIFICATION
NUMBER

2 Corporate Park, Ste. 106, Irvine, CA  92714
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

June 30, 1997

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

The capital accounts decreased since the year end December 31, 1996 by $1.18 to $6.30 per limited partnership unit outstanding, an overall decline in book value of almost 100% since inception of the Partnership.

Results of Operations:
There are no substantial changes in any of the accounts since
December 31, 1996. Operations are very limited as management is seeking to market the foreclosed real estate and to collect the remaining loans on the Partnership books. Management will continue to strive to effectively sell foreclosed properties although the sagging California economy remains a formidable obstacle to that goal. Management has no plans to seek additional investments other than those necessary to ulitmately liquidate real estate acquired through foreclosure.

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

"THE MORTGAGE BANCFUND OF AMERICA II, L.P."
(a California Limited Partnership)
BALANCE SHEETS
(Unaudited)

ASSETS										         	"Dec. 31, 1996"		"June 30, 1997"
Cash												              	"$26,124 "		"$61,268 "
Loans receivable (Note 1)					 	"552,018"		"402,018"
Accounts receivable (Note 2)				 "18,979" 		"49,980"
     Total Assets											    "597,121"		"513,266"

LIABILITIES & PARTNER'S EQUITY
Liabilities
  Due to general partner & affiliates						  "63,841"		"63,841"
     Total liabilities										             "63,841"		"63,841"
Partner's equity										                 	"533,280"		"449,425"
Total liabilities & partner's equity					 	"$597,121"  "$513,266 "

Book value per limited partner unit outstanding				     $7.48 		    $6.30


INCOME STATEMENTS
Unaudited for the Three and Six Months Ended
                  										3 months	6 months	3 months	6 months
								                  		6/30/96		6/30/96		6/30/97		6/30/97

REVENUES:
Interest:
Loans							               		     	0	     	5751	   	"4,472"		"8,847"
Investments							                 	0		     	0		     	336		   	336
Other income							              	100		   	200			     75		    	200
Total income							              	100	   	"5,951"	  	"4,883"		"9,383"

COSTS & EXPENSES:
Cost of loans							                	0	  	"5,485"	 	"4,248"		"8,405"
Real estate owned expenses		        	0		       	0		     	0			     0
General & administrative costs			"30,111"	"30,441"	"19,700"	"84,833"
Total costs & expenses				      	"30,111"	"35,926"	"23,948"	"93,238"
NET INCOME (LOSS)				      	"($30,011)"	"($29,975)"	"($19,065)"	"($83,855)"
Net Income (loss) per
   partnership unit outstanding				($0.42)		($0.42)		($0.27)		($1.18)
Partnership units outstanding				"71,307"	"71,307"	"71,307"	"71,307"
"THE MORTGAGE BANCFUND OF AMERICA II, L.P."
(a California Limited Partnership)
STATEMENTS OF PARTNER'S EQUITY
(Unaudited)

				General	Limited
				Partner	Partner	Total
"Balance, December 31, 1995"				"($169,656)"	"$773,214 "	"$603,558 "
Allocation of net loss						       	"-3,514"		"-66,764"	"-70,278"
"Balance, December 31, 1996"				"($173,170)"	"$706,450 "	"$533,280 "
Allocation of net loss					       		"-4,193"		"-79,662"	"-83,855"
"Balance, June 30, 1997"				    	"($177,363)"	"$626,788 "	"$449,425 "


STATEMENTS OF CASH FLOW
Unaudited For the Six Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES:				"June 30, 1996"		"June 30, 1997"
Net income (loss)												              	"($30,011)"		"($83,855)"
Loss on Disposal of Assets												0
Adjustments to reconcile net income to cash
  provided by operating activities:
  Decrease(increase) in accrued interest receivable		   				0				0
  (Decrease) increase in accounts payable		   					  	"-5,080"			0
  (Increase) decrease in accounts receivable					  			25		"-31,001"
  Increase(decrease) in other liabilities					   		  		"5,081"			0
  (Decrease) increase in due to general partner & affiliate				0		0
NET CASH (USED) BY OPERATING ACTIVITIES					"-29,985"		"-114,856"

CASH FLOW FROM INVESTING ACTIVITIES:
Net change in loans receivable								     	"30,000"		"150,000"
NET CASH PROVIDED IN INVESTING ACTIVITIES			"30,000"		"150,000"

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase(Decrease) in notes payable								0				0
NET CASH PROVIDED BY FINANCING ACTIVITIES				0				0

NET INCREASE(DECREASE) IN CASH				      		"-29,985"		"35,144"
"CASH, Beginning of period"								          		228			"26,124"
"CASH, End of Period"										        	"($29,757)"		"$61,268 "
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