Form 10-Q/A
period 1997-06-30
MORTGAGE BANCFUND OF AMERICA II L P
filed 1997-12-01
CIK 849901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997

OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number:	33-28491

THE MORTGAGE BANCFUND OF AMERICA II, a California Limited Partnership (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

		California						33-0369995
STATE OR OTHER JURISDICTION OF INCORPORATION		IRS EMPLOYER IDENTIFICATION NUMBER

2 Corporate Park, Ste. 106, Irvine, CA  92606
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


MORTGAGE BANCFUND OF AMERICA II,L.P.
(a California Limited Partnership)

Index to Form 10-Q

June 30, 1997

Part I - Financial Information

Item 1 - Consolidated Financial Statements

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

Part I - Financial Information

Item 1 - Consolidated Financial Statements

  Consolidated Balance Sheets
  Consolidated Income Statements
  Consolidated Statements of Partner's Equity
  Consolidated Statements of Cash Flow
  Notes to Consolidated Financial Statements

	See attached exhibit


MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California Limited Partnership)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
Liquidity for the Partnership remains a pressing concern for management. All cash needed for operations is being generated through operations of foreclosed properties and from the sale of those properties. Management has no plans to seek additional sources of capital from outside sources either in the form of debt or equity. However, management is confident cash generated from operations is sufficient to operate the Partnership in the future.

The capital accounts have decreases since the year end December 31, 1996 by $1.18 to $6.30 per limited partnership unit outstanding, an overall decline in book value of almost 100% since inception of the partnership.

Results of Operations:
There are no substantial changes in any of the accounts since December 31, 1996. Operations are very limited as management is seeking to market the foreclosed real estate and to collect the remaining loans on the Partnership books. Management will continue to strive to effectively sell foreclosed properties although the sagging California economy remains a formidable obstacle to that goal. Management is not seeking any additional investments other than any required to ultimately liquidate property acquired through foreclosure.



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

MORTGAGE BANCFUND OF AMERICA
(a California Limited Partnership)
Registrant


________________________________				_________________________
Robert Y. Strom, General Partner						Date



THE MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California Limited Partnership)
CONSOLIDATED BALANCE SHEETS

(Unaudited)


ASSETS                                        Dec. 31, 1996 June 30,1997
Cash                                           $   26,124         61,268
Loans receivable (Note 1)                         552,018        402,018
Accounts receivable (Note 2)                       18,979         49,980
     Total Assets                              $  597,121        513,266

LIABILITIES & PARTNER'S EQUITY
Liabilities
  Due to affiliates                                63,841         63,841
     Total liabilities                             63,841         63,841
Partner's equity                                  533,280        449,425
    Total liabilities & partner's equity       $  597,121        513,266

Book value per limited partner unit
outstanding                                    $     7.48      $    6.30


                                            CONSOLIDATED INCOME STATEMENTS
                                            For the Three Months Ended

                                6/30/96    6/30/96      6/30/97    6/30/97
                              Three Months Six Months Three Months Six Months

REVENUES:
Interest:
Loans                                        5,751        4,472      8,847
Investments                                                 336        336
Other income                        100        200           75        200
Total income                        100      5,951        4,883      9,383

COSTS & EXPENSES:
Costs of loans                        0      5,485        4,248      8,405
Real estate owned expenses            0          0            0          0
General & administrative costs   30,111     30,441       19,700     84,833
Total costs & expenses           30,111     35,926       23,948     93,238
NET LOSS                        (30,011)   (29,975)     (19,065)   (83,855)

Net loss per partnership unit     (0.42)     (0.42)       (0.27)     (1.18)
outstanding
Partnership units outstanding    71,307     71,307       71,307     71,307


THE MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California LImited Partnership)
CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY

(Unaudited)

                                           General       Limited
                                           Partner       Partner      Total
Balance, December 31, 1995        $       (169,656) $    773,214 $  603,558
Allocation of net loss                      (3,514)      (66,764)   (70,278)
Balance, December 31, 1996                (173,170)     (706,450)  (533,280)
Allocation of net loss                      (4,193)      (79,662)   (83,855)
Balance, June 30, 1997            $       (177,363) $    626,788 $  449,425


CONSOLIDATED STATEMENTS OF CASH FLOW
For the Six Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES:             6/30/96       6/30/97
Net (loss)                                    $   (30,011)   $  (83,855)


Adjustments to reconcile net income to cash
  provided by operating activities:
  (Decrease) increase in accounts payable          (5,080)            0
  (Increase) in accounts receivable                    25       (31,001)
  (Decrease) increase in due to general partne          0             0
  (Increase) decrease in other liabilities          5,081             0
NET CASH PROVIDED (USED) BY OPERATING ACTIVITI    (29,985)     (114,856)

CASH FLOW FROM INVESTING ACTIVITIES:
Net change in loans receivable                     30,000       150,000
NET CASH PROVIDED (USED) BY FINANCING ACTIVITI     30,000       150,000

CASH FLOWS FROM FINANCING Activities
Increase(Decrease) in notes payable                     0             0
NET CASH PROVIDED (USED) BY FINANCING ACTIVITI          0             0

NET INCREASE(DECREASE) IN CASH                    (29,985)       35,144
CASH, Beginning of period                             228        26,124
CASH, End of Period                            $  (29,757)       61,268

THE MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California LImited Partnership)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Loans Receivable
Loans recievable are carried at the unpaid principal balance net of unearned loan fees. Points and other loan fees are deferred over the life of the loan. In management's opinion the book value of these loans is equal to the esimtated net realizable value.

Note 2 - Accounts Receivable
This account represents funds owed to the Partnership from affiliate partnerships, and projects which were acquired thorugh foreclosure.

Note 3  - Accounting Policy
The consolidated financial statements include the accounts of the Partnership and majority-controlled limited partnerships. All material intercompany transactions, profits, and balances have been eliminated. All adjustments made to the financial statements are of a normal recurring nature necessary to present fairly the financial condition of the Partnership.