Form 10-Q/A
period 1997-03-31
MORTGAGE BANCFUND OF AMERICA II L P
filed 1997-12-04
CIK 849901

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

The capital accounts have decreases since the year end December 31, 1996 by $.91 to $6.57 per limited partnership unit outstanding, an overall decline in book value of almost 100% since inception of the partnership.

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



THE MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California Limited Partnership)
CONSOLIDATED BALANCE SHEETS

(Unaudited)


ASSETS                                        Dec. 31, 1996 March 30,1997
Cash                                           $   26,124          4,333
Loans receivable (Note 1)                         552,018        502,018
Accounts receivable (Note 2)                       18,979         25,979
     Total Assets                              $  597,121        532,330

LIABILITIES & PARTNER'S EQUITY
Liabilities
  Due to affiliates                                63,841         63,841
     Total liabilities                             63,841         63,841
Partner's equity                                  533,280        468,489
    Total liabilities & partner's equity       $  597,121        532,330

Book value per limited partner unit
outstanding                                    $     7.48      $    6.57


                                            CONSOLIDATED INCOME STATEMENTS
                                            For the Three Months Ended

                                3/31/96    3/31/97

REVENUES:
Interest:
Loans                             5,750       4,375
Investments
Other income                        100         125
Total income                      5,850       4,500

COSTS & EXPENSES:
Costs of loans                    5,485        4,156
Real estate owned expenses            0            0
General & administrative costs      330       65,135
Total costs & expenses            5,815       69,291
NET LOSS                             35      (64,791)

Net loss per partnership unit         0        (0.91)
outstanding
Partnership units outstanding    71,307       71,307

THE MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California LImited Partnership)
CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY

(Unaudited)

                                           General       Limited
                                           Partner       Partner      Total
Balance, December 31, 1995        $       (169,656) $    773,214 $  603,558
Allocation of net loss                      (3,514)      (66,764)   (70,278)
Balance, December 31, 1996                (173,170)     (706,450)  (533,280)
Allocation of net loss                      (3,240)      (61,551)   (64,791)
Balance, March 31, 1997           $       (176,409) $    644,898 $  468,489


CONSOLIDATED STATEMENTS OF CASH FLOW
For the Three Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES:             3/31/96       3/31/97
Net (loss)                                    $        35   $   (64,791)


Adjustments to reconcile net income to cash
  provided by operating activities:
  (Decrease) increase in accounts payable          (5,080)            0
  (Increase) in accounts receivable                    25        (7,000)
  (Decrease) increase in due to general partne      5,081             0
  (Increase) decrease in other liabilities              0             0
NET CASH PROVIDED (USED) BY OPERATING ACTIVITI         61       (71,791)

CASH FLOW FROM INVESTING ACTIVITIES:
Net change in loans receivable                          0        50,000
NET CASH PROVIDED (USED) BY FINANCING ACTIVITI          0        50,000

CASH FLOWS FROM FINANCING Activities
Increase(Decrease) in notes payable                     0             0
NET CASH PROVIDED (USED) BY FINANCING ACTIVITI          0             0

NET INCREASE(DECREASE) IN CASH                         61       (21,791)
CASH, Beginning of period                             167        26,124
CASH, End of Period                            $      228         4,333

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