Form 10-Q
period 1997-09-30
MORTGAGE BANCFUND OF AMERICA II L P
filed 1997-12-04
CIK 849901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997

OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number:	33-28491

THE MORTGAGE BANCFUND OF AMERICA II, a California Limited Partnership (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

		California						33-0369995
STATE OR OTHER JURISDICTION OF INCORPORATION		IRS EMPLOYER IDENTIFICATION NUMBER

2 Corporate Park, Ste. 106, Irvine, CA  92606
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

September 30, 1997

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

The capital accounts have decreases since the year end December 31, 1996 by $1.54 to $5.94 per limited partnership unit outstanding, an overall decline in book value of almost 100% since inception of the partnership.

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



THE MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California Limited Partnership)
CONSOLIDATED BALANCE SHEETS

(Unaudited)


ASSETS                                      Dec. 31, 1996   Sept 30,1997
Cash                                           $   26,124         60,116
Escrow Deposit                                          0        100,000
Loans receivable (Note 1)                         552,018        262,018
Accounts receivable (Note 2)                       18,979         64,980
     Total Assets                              $  597,121        487,114

LIABILITIES & PARTNER'S EQUITY
Liabilities
  Due to affiliates                                63,841         63,841
     Total liabilities                             63,841         63,841
Partner's equity                                  533,280        423,273
    Total liabilities & partner's equity       $  597,121        487,114

Book value per limited partner unit
outstanding                                    $     7.48      $    5.94


                                            CONSOLIDATED INCOME STATEMENTS
                                            For the Three and Nine Months Ended

                                9/30/96    9/30/96      9/30/97    9/30/97
                            Three Months Nine Months Three Months Nine Months

REVENUES:
Interest:
Loans                             2,261      8,012        4,472     13,319
Investments                                                 372        709
Other income                        275        475           75        275
Total income                      2,536      8,487        4,920     14,303

COSTS & EXPENSES:
Costs of loans                    2,124       7,610       4,248     12,653
Real estate owned expenses            0          0            0          0
General & administrative costs    9,593      40,034      26,824    111,658
Total costs & expenses           11,718      47,644      31,072    124,311
NET LOSS                         (9,182)    (39,157)    (26,152)  (110,008)

Net loss per partnership unit     (0.13)      (0.55)      (0.37)     (1.54)
outstanding
Partnership units outstanding    71,307      71,307      71,307     71,307


THE MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California LImited Partnership)
CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY

(Unaudited)

                                           General       Limited
                                           Partner       Partner      Total
Balance, December 31, 1995        $       (169,656) $    773,214 $  603,558
Allocation of net loss                      (3,514)      (66,764)   (70,278)
Balance, December 31, 1996                (173,170)     (706,450)  (533,280)
Allocation of net loss                      (5,500)     (104,508)  (110,008)
Balance, September 30, 1997            $  (178,670) $    601,942 $  423,272


CONSOLIDATED STATEMENTS OF CASH FLOW
For the Nine Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES:             9/30/96       9/30/97
Net (loss)                                    $   (39,157)   $ (110,008)


Adjustments to reconcile net income to cash
  provided by operating activities:
  (Decrease) increase in accrued int. receivable    8,683             0
  (Decrease) increase in accounts payable          (8,658)            0
  (Increase) in accounts receivable                 1,132       (46,000)
  (Decrease) increase in due to general partne     28,462             0
  (Increase) decrease in other liabilities              0             0
NET CASH PROVIDED (USED) BY OPERATING ACTIVITI     (9,539)     (156,008)

CASH FLOW FROM INVESTING ACTIVITIES:
Net change in loans receivable                      9,375       290,000
Escrow Deposit                                                 (100,000)
NET CASH PROVIDED (USED) BY FINANCING ACTIVITI          0       190,000

CASH FLOWS FROM FINANCING Activities
Increase(Decrease) in notes payable                     0             0
NET CASH PROVIDED (USED) BY FINANCING ACTIVITI          0             0

NET INCREASE(DECREASE) IN CASH                       (164)       33,992
CASH, Beginning of period                             167        26,124
CASH, End of Period                            $        3        60,116

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