Form 10-K
period 1997-12-31
MORTGAGE BANCFUND OF AMERICA II L P
filed 1998-03-25
CIK 849901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended   		December 31, 1997

Commission file number     	 33-2-8491

THE MORTGAGE BANCFUND OF America II, L.P., a California Limited Partnership (exact name of registrant as specified in its charter)

California								33-036995
(State or other jurisdiction of            					I.R.S. Employer
Incorporation or organization )              					Identification No.

2 Corporate Park. Suite 106, Irvine, CA. 92606
(address of principal executive office)

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

December 31, 1997

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

Signatures


PART 1

Item 1: Business

General
THE MORTGAGE BANCFUND OF AMERICA II, L.P. is a California Limited Partnership (the "Partnership") of which the general partners are Robert Y. Strom and the Mortgage BancFund Corporation (the Corporation), a California Corporation wholly owned by Mr. Strom. The Partnership was organized to make first and second trust deed commercial real estate loans in the southern California area.

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

Employees

The Partnership does not directly employ personnel. The Corporate general partner handles all the business affairs of the partnership with its remaining full-time staff of one employee.

Item 2: Properties:

The Partnership does not own any real property other than foreclosed properties acquired during the normal course of business which was disposed of during 1996. No other real property is owned by the Partnership.

Item 3: Legal Proceedings

At December 31, 1997 the Partnership was not involved in any adverse legal proceedings.

Item 4: Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of the Partnership.


Part II

Item 5: Market for the Registrant's Partnership Units and Related Security Holder Matters

a) There is no established trading market for these securities and no known sales of the securities have taken place during fiscal 1997.
b) At December 31, 1997 there were 71,307 limited partnership units outstanding which had been sold in prior years to approximately 512 limited partners.
c) No distributions were paid in fiscal 1997.

Item 6:          Selected Financial Data

                                   1995         1996       1997

Total Income               $     63,012   $  282,629  $  68,002

Net Income(Loss)               (896,405)    (70,278)   (338,022)

Net Income(loss) per LP Unit     (12.57)       (.99)      (4.74)

Total Assets                  1,785,274     597,121      239,149

Total Liabilities           $ 1,181,716  $   63,641  $    43,891

Distributions paid                    0            0           0

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview:
The Partnership's management continues to collect the accounts receivable on the Partnership books. ll outstanding loan balances were realized in 1997. In 1996 the Partnership concluded a development of single family housing addition acquired through foreclosure. Projections of addiotional cash generated were not realized due to mismanagement of the budget by the development partner in the joint venture.

Liquidity and Capital Resources:
Liquidity continues to be a serious problem for the Partnership. Management will depend upon the operations of foreclosed real estate and the ultimate sale of that real estate to generate funds necessary to operate. There are no plans to seek additional capital from outside sources, either debt nor equity.

The capital account has eroded by nearly 97% of the original $100.00 cost to a value of $2.73 per Partnership unit outstanding. This due to losses experienced over the past several years.

Results of Operations:
The partnership continues to report poor operating results foe
December 31, 1997. As discussed above, book value per Pertnership unit outsatanding is down to $2.73; a 96% decline in value. Management is operating in a liquidation mode to sell all remaining assets and return whatever investment remains to the limited partners.

Item 8: Financial Statements and Supplementary Data

Information required by this item is included under Item 14: Exhibits, financial statement schedules and reports on Form 8-K and is incorporated herein by reference.

Item 9: Disagreements with Accountants on Accounting and Financial Disclosure


None.


Part III

Item 10: Directors and Executive Officers of the Registrant.

The Partnership is managed by the general partner, Robert Y. Strom and by the
corporate general partner, Mortgage BancFund Corp.   Mr. Strom is the
managing officer for the corporation. Sharon Wilhelm is Vice President and Manager of Investor Services.

Item 11: Executive Compensation
Although the origional prospectus allows the general partners to collect fees under certain conditions, management has elected not to collect any of those fees and has not for the past four years.
The corporate general partner does continue to be reimbursed for actual out of expenses incurred to manage the partnership.

Item 12: Security ownership of Certain Beneficial Owners and Management

The general partners are to own a combined total of 1% of the Partnership including a 1% portion of income and losses.


Item 13: Certain Relationships and Related Transactions

The Partnership does not make mortgage investments with any of the general partners or affiliates of the general partners. Other related transactions are referred to in Item 11 above.


Part IV

Item: 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as a part of the report

	1.	Unaudited financial statements
		a.  Balance Sheets
		b.  Income Statements
		c.  Statements of Partner's Equity
		d.  Statements of Cash Flows
	2.	Financial statement schedules:
		None.

(b)  Reports on Form 8-K

	None



SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

The Mortgage BancFund of America II, L.P.
(a California Limited Partnership)

______________________________
Robert Y./Strom
General Partner
Date:____________

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	Mortgage BancFund Corporation,
a California Corporation
General Partner of the Registrant

	By:____________________________
		Robert Y. Strom, President
	Date:___________________________

By:	_______________________________
	Robert Y. Strom, General Partner,
	Chief Executive Officer, Chief Financial
	Officer and Chief Accounting Officer of
	Registrant, and President and Director of
	Mortgage BancFund Corporation

	Date:___________________________

THE MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California Limited Partnership)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS                             Dec 31, 1996         Dec 31, 1997
Cash                                     26,124              174,169
Loans receivable (Note 1)               552,018                    0
Accounts receivable (Note 2)             18,979               64,980
   Total Assets                         597,121              239,149

LIABILITIES & PARTNER'S EQUITY
Liabilities
 Accounts payable                             0                    0
 Due to affiliates                       63,841               43,891
   Total liabilities                     63,841               43,891
Partner's equity                        533,280              195,258
Total liabilities & partner's equity    597,121              239,149

Book value per limited partner
unit outstanding                           7.48                 2.73


CONSOLIDATED INCOME STATEMENTS
For the Twelve Months Ended

                             12/31/94   12/31/95   12/31/96   12/31/97
                            Unaudited  Unaudited  Unaudited  Unaudited
REVENUES:
Interest
Loans                          62,747     63,012    462,204     37,507
Loan Fees                       1,132          0          0          0
Other Income                    2,401          0    220,425     30,495
Total Income                   66,280     63,012    682,629     68,002


COSTS & EXPENSES:
Cost of loans                  37,592     41,050    225,941     16,856
Real estate owned expenses  1,092,659     28,162          0          0
General & Admin costs         209,884     85,512    126,966    127,150
Provision for loan Losses     364,135    804,693          0    262,018
Loss on Disposal of Assets          0          0    400,000          0
Total costs & expenses      1,704,270    959,417    752,907    406,024
Net Loss                   (1,637,990)  (896.405)   (70,278)  (338,022)
Net loss per partnership
unit outstanding               (22.97)    (12.57)      (.99)     (4.74)
Partnership units outstanding  71,307     71,307     71,307     71,307



THE MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California Limited Partnership)
CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY
(Unaudited)

                                         General     Limited
                                         Partner     Partner       Total

Balance, December 31, 1995              (169,656)    773,214     603,558
Allocation of net loss                    (3,514)    (66,764)    (70,278)
Balance, December 31, 1996              (173,170)    706,450     533,280
Allocation of net loss                   (16,901)   (321,121)   (338,022)
Balance, December 31, 1997              (190,071)    385,329     195,258

STATEMENTS OF CASH FLOW
For the Twelve Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES:       Dec.31,95   Dec.31,96   Dec.31,97
Net (loss)                                   (896,405)    (70,278)   (338,022)
Loss on Disposal of real estate owned               0     400,000           0
Adjustments to reconcile net income to cash
provided by operating activiteis:
 Decrease (icrease in accrued interestrec.     (7,411)     13,084           0
 (Decrease) increase in accounts payable      (81,152)   (123,517)          0
 (Increase) in accounts receivable                878     102,041     (46,001)
 (Increase) Dec. in due to general partner    130,290     (91,480)    (19,950)
 Increase in provision for loan losses        804,693           0           0
NET CASH PROVIDED (USED) IN OPR.ACTIVITIES    (49,107)    229,850    (403,973)

CASH FLOW FROM INVESTING ACTIVITIES:
Net change in loan receivable                 276,202    (303,893)     552,018
Proceeds from Disposal of real estate owned         0     100,000            0
Net change in other real estate owned        (226,203)          0            0
NET CASH PROVIDED BY INVESTING ACTIVITIES      49,999    (203,893)     552,018

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in notes payable              0           0            0
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES    0           0            0

NET INCREASE (DECREASE) IN CASH                   892      25,957      148,045
Cash, Beginning of period                        (725)        167       26,045
Cash, End of period                               167      26,124      174,169

MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California Limited Partnership)
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1 - Loans Receivable
Loans receivable are carried at the unpaid principal balance net of unearned loan fees. Points and other loan fees are deferred over the life of the loan. In management's opinion the book value of these loans is is equal to the estimated net realizable value.

Note 2 - Accounts Receivable
This account represents funds owed to the Partnership from affiliate partnerships, and projects which were acquired through foreclosure.

Accounting Policy
All adjustments made to the financial statements are of normal recurring nature necessary to present fairly the financial condition of the partnership.

Supplemental Disclosure of Cash Flows
                                           Dec, 31, 1996
Proceeds from disposal of real estate owned      100,000
Change in Note Payable                           902,877
Change in other real estate owned             (1,402,877)
  Net loss on disposal of real estate           (400,000)