Form 10-Q
period 1998-03-31
MORTGAGE BANCFUND OF AMERICA II L P
filed 1998-05-14
CIK 849901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998

OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number:	33-28491

THE MORTGAGE BANCFUND OF AMERICA II, L.P. a California Limited Partnership (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

		California						33-0369995
STATE OR OTHER JURISDICTION OF INCORPORATION		IRS EMPLOYER IDENTIFICATION NUMBER

2 Corporate Park, Ste. 106, Irvine, CA  92606
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

March 31, 1998

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


MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California Limited Partnership)

Part I - Financial Information

Item 1 - Financial Statements

  Balance Sheets
  Income Statements
  Statements of Partner's Equity
  Statements of Cash Flow
  Notes to Financial Statements

	See attached exhibit


THE MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California Limited Partnership)
BALANCE SHEETS

(Unaudited)


ASSETS                                      Dec. 31, 1997 March 31, 1998
Cash                                           $  174,169        102,848
Loans receivable (Note 1)                               0              0
Accounts receivable (Note 2)                       64,980         71,980
     Total Assets                              $  239,149        174,828

LIABILITIES & PARTNER'S EQUITY
Liabilities
Due to general partner & affiliates                43,891         43,891
     Total liabilities                             43,891         43,891
Partner's equity                                  195,258        130,937
    Total liabilities & partner's equity       $  239,149        174,828

Book value per limited partner unit
outstanding                                    $     2.74      $    1.84


                                               INCOME STATEMENTS
                                            For the Three Months Ended

                                                  3/31/97        3/31/98
                                                Unaudited      Unaudited

REVENUES:
Interest:
Loans                                             $ 4,375      $   5,075
Other income                                          125          5,060
Total income                                        4,500         10,135

COSTS & EXPENSES:
Costs of loans                                      4,156          4,156
General & administrative costs                     65,135         70,300
Total costs & expenses                             69,291         74,456
NET LOSS                                          (64,791)       (64,321)

Net loss per partnership unit                       (0.91)         (0.90)
outstanding
Partnership units outstanding                      71,307         71,307

THE MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California Limited Partnership)
STATEMENTS OF PARTNER'S EQUITY

(Unaudited)

                                           General       Limited
                                           Partner       Partner      Total
Balance, December 31, 1996        $      (173,170) $     706,450 $  533,280
Allocation of net loss                    (16,901)      (321,121)  (338,022)
Balance, December 31, 1997               (190,071)       385,329    195,258
Allocation of net loss                     (3,216)       (61,105)   (64,321)
Balance, March 31, 1998           $      (193,287) $     324,224 $  130,937


STATEMENTS OF CASH FLOW
For the Three Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES:             3/31/97       3/31/98
Net (loss)                                    $   (64,791)   $  (64,321)


Adjustments to reconcile net income to cash
  provided by operating activities:
  Decrease (increase) in accrued interest rec.          0             0
  (Decrease) increase in accounts payable               0             0
  (Increase) decrease in accounts receivable       (7,000)       (7,000)
  Increase (decrease) in other liabilities              0             0
  Decrease (increase) in due to general partner         0             0
NET CASH (USED) BY OPERATING ACTIVITIES           (71,791)      (71,321)

CASH FLOW FROM INVESTING ACTIVITIES:
Net change in loans receivable                     50,000             0
NET CASH PROVIDED IN INVESTING ACTIVITIES          50,000             0

CASH FLOWS FROM FINANCING ACTIVITIES
Increase(Decrease) in notes payable                     0             0
NET CASH PROVIDED BY FINANCING ACTIVITI                 0             0

NET INCREASE(DECREASE) IN CASH                    (21,791)      (71,321)

CASH, Beginning of period                          26,124       174,169
CASH, End of Period                            $    4,333  $    102,848

THE MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California Limited Partnership)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

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

MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California Limited Partnership)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
Liquidity continues to be a serious problem for the Partnership. Management will depend on operations of foreclosed real estate and the ultimate sale of that real estate to generate funds necessary to operate. There are no plans to seek additional capital from outside sources, either debt nor equity.

The capital account eroded by nearly 97% of the original $100.00 cost per limited Partnership unit to a value of $1.84 per Partnership unit outstanding. This is due to losses experienced over the past several years.

Results of Operations:
The Partnership continues to report poor operating results since
December 31, 1997. As discussed above, book value per Partnership unit outstanding is down to $1.84; a 97% decline in value. Management is operating in a liquidation mode to sell all remaining assets and return whatever investment remains to the limited partners.


MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California Limited Partnership)

Part II - Other Information

Item 1 - Legal Proceedings
None

Item 2 - Changes in Securites
None

Item 3 - Defaults Upon senior Securites
None

Item 4 - Submission of Matters to a vote of Security Holders
None

Item 5 - Other Information
None

Item 6 - Exhibits and reports on Form 8-k
None

MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California Limited Partnership)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California Limited Partnership)
Registrant

Robert Y. Strom, General Partner                            Date