Form 10-Q/A
period 1998-06-30
MORTGAGE BANCFUND OF AMERICA II L P
filed 1998-08-17
CIK 849901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998

OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number:	33-28491

THE MORTGAGE BANCFUND OF AMERICA II, a California Limited Partnership (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

		California						33-0369995
STATE OR OTHER JURISDICTION OF INCORPORATION		IRS EMPLOYER IDENTIFICATION NUMBER

2402 Michelson Drive, Suite 255, Irvine, California  92612-1323
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

June 30, 1998

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

The capital account has eroded by over 97% of the original cost of $100.00 per limited Partnership unit to a value of $1.25 per Partnership unit outstanding. This is due to losses experienced over the past several years.

Results of Operations:
The Partnership continues to report poor operating results since December
31, 1997. As discussed above, book value per Partnership unit outstanding is down to $1.25; a 97% decline in value. Management is operating in a liquidation mode to sell all remaining assets and return whatever investment remains to the limited partners.


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



THE MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California Limited Partnership)
CONSOLIDATED BALANCE SHEETS

(Unaudited)


ASSETS                                        Dec. 31, 1997 June 30,1998
Cash                                           $  174,169         30,988
Other assets (Note 1)                                   0         30,000
Accounts receivable (Note 2)                       64,980         71,980
     Total Assets                              $  239,149        132,968

LIABILITIES & PARTNER'S EQUITY
Liabilities
  Due to affiliates                                43,891         43,892
     Total liabilities                             43,891         43,892
Partner's equity                                  195,258         89,076
    Total liabilities & partner's equity       $  239,149        132,968

Book value per limited partner unit
outstanding                                    $     2.74      $    1.25


                                            CONSOLIDATED INCOME STATEMENTS
                                            For the Six Months Ended

                                6/30/97    6/30/97      6/30/98    6/30/98
                              Three Months Six Months Three Months Six Months

REVENUES:
Interest:
Loans                             4,472      8,847        2,965      8,040
Investments                         336        336            0          0
Other income                         75        200        2,625      7,685
Total income                      4,883      9,383        5,590     15,725

COSTS & EXPENSES:
Costs of loans                    4,248      8,405        2,817      6,973
Real estate owned expenses            0          0            0          0
General & administrative costs   19,700     84,833       44,634    114,934
Total costs & expenses           23,948     93,238       47,451    121,907
NET LOSS                        (19,065)   (83,855)     (41,861)  (106,182)

Net loss per partnership unit     (0.27)     (1.18)       (0.59)     (1.49)
outstanding
Partnership units outstanding    71,307     71,307       71,307     71,307


THE MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California Limited Partnership)
CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY

(Unaudited)

                                           General       Limited
                                           Partner       Partner      Total
Balance, December 31, 1996        $       (173,170) $    706,450 $  533,280
Allocation of net loss                     (16,901)     (321,121)  (338,022)
Balance, December 31, 1997                (190,071)      385,289    195,258
Allocation of net loss                      (5,309)     (100,873)  (106,182)
Balance, June 30, 1998            $       (195,380) $    284,456 $   89,076


CONSOLIDATED STATEMENTS OF CASH FLOW
For the Six Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES:             6/30/97       6/30/98
Net (loss)                                    $   (83,855)   $ (106,182)


Adjustments to reconcile net income to cash
  provided by operating activities:
  (Decrease) increase in accounts payable               0             0
  (Increase) decrease in accounts receivable      (31,001)       (7,000)
  (Increase) decrease in other assets                   0       (30,000)
  (Decrease) increase in due to general partner         0             0
  (Increase) decrease in other liabilities              0             0
NET CASH PROVIDED (USED) BY OPERATING ACTIVITI   (114,856)     (143,182)

CASH FLOW FROM INVESTING ACTIVITIES:
Net change in loans receivable                    150,000             0
NET CASH PROVIDED (USED) BY FINANCING ACTIVITI    150,000             0

CASH FLOWS FROM FINANCING Activities
Increase(Decrease) in notes payable                     0             0
NET CASH PROVIDED (USED) BY FINANCING ACTIVITI          0             0

NET INCREASE(DECREASE) IN CASH                     35,144      (143,182)
CASH, Beginning of period                          26,124       174,169
CASH, End of Period                            $   61,268     $  30,987

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

Note 3  - Accounting Policy
All adjustments made to the financial statements are of a normal recurring nature necessary to present fairly the financial condition of the Partnership.