Form 10-Q/A
period 1998-09-30
MORTGAGE BANCFUND OF AMERICA II L P
filed 1998-11-12
CIK 849901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998

OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number:	33-28491

THE MORTGAGE BANCFUND OF AMERICA II, a California Limited Partnership (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

		California						33-0369995
STATE OR OTHER JURISDICTION OF INCORPORATION		IRS EMPLOYER IDENTIFICATION NUMBER

2402 Michelson Drive, Suite 255, Irvine, California  92612-1323
ADDRESS OF PRINCIPAL EXECUTIVE OFFICES(ZIP CODE)

(949) 253-2900
REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

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

September 30, 1998

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

The capital account has eroded by over 99% of the original cost of $100.00 per limited Partnership unit to a value of $.94 per Partnership unit outstanding. This is due to losses experienced over the past several years.

Results of Operations:
The Partnership continues to report poor operating results since December
31, 1997. As discussed above, book value per Partnership unit outstanding is down to $.94; a 99% decline in value. Management is operating in a liquidation mode to sell all remaining assets and return whatever investment remains to the limited partners.


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



THE MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California Limited Partnership)
CONSOLIDATED BALANCE SHEETS

(Unaudited)


ASSETS                                        Dec. 31, 1997 Sept 30,1998
Cash                                           $  174,169          1,651
Other assets (Note 1)                                   0              0
Accounts receivable (Note 2)                       64,980        108,980
     Total Assets                              $  239,149        110,631

LIABILITIES & PARTNER'S EQUITY
Liabilities
  Due to affiliates                                43,891         43,891
     Total liabilities                             43,891         43,891
Partner's equity                                  195,258         66,740
    Total liabilities & partner's equity       $  239,149        110,631

Book value per limited partner unit
outstanding                                    $     2.74      $     .94


                                            CONSOLIDATED INCOME STATEMENTS
                                            For the Nine Months Ended

                               9/30/97    9/30/97      9/30/98    9/30/98
                            Three Months Nine Months Three Months Nine Months

REVENUES:
Interest:
Loans                             4,472     13,319       17,011     25,051
Investments                         372        709            0          0
Other income                         77        275          475      8,160
Total income                      4,921     14,303       17,486     33,211

COSTS & EXPENSES:
Costs of loans                    4,248     12,653       15,799     22,772
Real estate owned expenses            0          0            0          0
General & administrative costs   26,824    111,658       24,023    138,957
Total costs & expenses           31,072    124,311       39,822    161,729
NET LOSS                        (26,151)  (110,008)     (22,336)  (128,518)

Net loss per partnership unit     (0.37)     (1.54)       (0.31)     (1.80)
outstanding
Partnership units outstanding    71,307     71,307       71,307     71,307


THE MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California Limited Partnership)
CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY

(Unaudited)

                                           General       Limited
                                           Partner       Partner      Total
Balance, December 31, 1996        $       (173,170) $    706,450 $  533,280
Allocation of net loss                     (16,901)     (321,121)  (338,022)
Balance, December 31, 1997                (190,071)      385,329    195,258
Allocation of net loss                      (6,426)     (122,092)  (128,518)
Balance, September 30, 1998       $       (196,497) $    263,237 $   66,740


CONSOLIDATED STATEMENTS OF CASH FLOW
For the Nine Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES:             9/30/97        9/30/98
Net (loss)                                    $  (110,008))   $ (128,518)


Adjustments to reconcile net income to cash
  provided by operating activities:
  (Decrease) increase in accounts payable               0             0
  (Increase) decrease in accounts receivable      (46,000)      (44,000)
  (Increase) decrease in other assets                   0             0
  (Decrease) increase in due to general partner         0             0
  (Increase) decrease in other liabilities              0             0
NET CASH PROVIDED (USED) BY OPERATING ACTIVITI   (156,008)     (172,518)

CASH FLOW FROM INVESTING ACTIVITIES:
Net change in loans receivable                    290,000             0
Escrow deposit                                   (100,000)            0
NET CASH PROVIDED (USED) BY FINANCING ACTIVITI    190,000             0

CASH FLOWS FROM FINANCING Activities
Increase(Decrease) in notes payable                     0             0
NET CASH PROVIDED (USED) BY FINANCING ACTIVITI          0             0

NET INCREASE(DECREASE) IN CASH                     33,992      (172,518)
CASH, Beginning of period                          26,124       174,169
CASH, End of Period                            $   60,116     $   1,651

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

Note 2 - Accounts Receivable
This account represents funds owed to the Partnership from third parties to whom funds were advanced on an unsecured basis.

Note 3  - Accounting Policy
All adjustments made to the financial statements are of a normal recurring nature necessary to present fairly the financial condition of the Partnership.