Form 10-K
period 1998-12-31
MORTGAGE BANCFUND OF AMERICA II L P
filed 1999-03-15
CIK 849901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended   		December 31, 1998

Commission file number     	 33-2-8491

THE MORTGAGE BANCFUND OF America II, L.P., a California Limited Partnership (exact name of registrant as specified in its charter)

California								33-0369995
(State or other jurisdiction of            					I.R.S. Employer
Incorporation or organization )              					Identification No.

2402 Michelson Drive, Suite 255, Irvine, CA  92612-1323
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

December 31, 1998

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

State of the Economy

The southern California economy continues to be the most important factor which affects the operations of the Partnership. Throughout 1994 and 1995 large industries announced large employee layoffs, plant closings and relocation efforts to other states. All of this has depressed real estate values in the local area. Management is of the opinion that the economy has stopped this decline, however, the effects will be felt for at least the next several years.

Employees

The Partnership does not directly employ personnel. The Corporate general partner handles all the business affairs of the partnership with its remaining full-time staff of one employee.

Item 2: Properties:

The Partnership does not own any real property other than foreclosed properties acquired during the normal course of business which was disposed of
during 1996.   Assets consist of unsecured notes receivable.

Item 3: Legal Proceedings

At December 31, 1998 the Partnership was not involved in any adverse legal proceedings.

Item 4: Submission of Matters to a Vote of Security Holders

No matters have been submitted to a vote of the Partnership.


Part II

Item 5: Market for the Registrant's Partnership Units and Related Security Holder Matters

a) There is no established trading market for these securities and no known sales of the securities have taken place during fiscal 1998.
b) At December 31, 1998 there were 71,307 limited partnership units outstanding which had been sold in prior years to approximately 512 limited partners.
c) No distributions were paid in fiscal 1998.

Item 6:          Selected Financial Data

                                   1996         1997       1998

Total Income               $    682,629   $   68,002  $   34,856

Net Income(Loss)                (70,278)    (338,022)   (127,049)

Net Income(loss) per LP Unit       (.99)       (4.74)      (1.78)

Total Assets                    597,121      239,149     112,101

Total Liabilities           $    63,641  $    43,891  $   43,891

Distributions paid                    0            0           0

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

General Overview:
The Partnership's management continues to collect the accounts receivable on the Partnership books. The Partnership's interest in real estate will be marketed in 1999. In 1996 the Partnership concluded a development of single family housing addition acquired through foreclosure. Projection of additional cash generated were not realized due to mismanagement of the budget by the development partner in the joint venture.

Liquidity and Capital Resources:
Liquidity continues to be a problem for the Partnership. There are no plans to seek additional capital from outside sources, either debt nor equity.

The capital account has eroded by over 96% of the original cost of $100.00 per limited Partnership unit to a value of $.96 per Partnership unit outstanding. This is due to losses experienced over the past several years.

Results of Operations:
The partnership continues to report poor operating results for December 31, 1998. As discussed above, book value per Partnership unit outstanding is down to $.96; a 99% decline in value. Management is operating in a liquidation mode to sell all remaining assets and return whatever investment remains to the limited partners.

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

Item 11: Executive Compensation
Although the original prospectus allows the general partners to collect fees under certain conditions, management has elected not to collect any of those fees and has not for the past four years.
The corporate general partner does continue to be reimbursed for actual out of expenses incurred to manage the partnership.

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

	Date:___________________________

THE MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California Limited Partnership)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS                             Dec 31, 1997         Dec 31, 1998
Cash                                    174,169                6,601
Loans receivable (Note 1)                     0                    0
Accounts receivable (Note 2)             64,980              105,500
Investments (Note 3), net of allowance        0                    0
   Total Assets                         239,149              112,101

LIABILITIES & PARTNER'S EQUITY
Liabilities
 Accounts payable                             0                    0
 Due to affiliates                       43,891               43,891
   Total liabilities                     43,891               43,891
Partner's equity                        195,258               68,210
Total liabilities & partner's equity    239,149              112,101

Book value per limited partner
unit outstanding                           2.73                  .96


CONSOLIDATED INCOME STATEMENTS
For the Twelve Months Ended

                             12/31/95   12/31/96   12/31/97   12/31/98
                            Unaudited  Unaudited  Unaudited  Unaudited
REVENUES:
Interest - Loans
  & Investments                63,012    462,204     37,507     25,051
Loan Fees                           0          0          0          0
Other Income                        0    220,425     30,495      9,805
Total Income                   63,012    682,629     68,002     34,856


COSTS & EXPENSES:
Cost of loans                  41,050    225,941     16,856     22,772
Real estate owned expenses     28,162          0          0          0
General & Admin costs          85,512    126,966    127,150    139,132
Provision for loan Losses     804,693          0    262,018
Loss on Disposal of Assets          0    400,000          0          0
Total costs & expenses        959,417    752,907    406,024    161,904
Net Loss                     (896,405)   (70,278)  (338,022)  (127,048)
Net loss per partnership
unit outstanding               (12.57)      (.99)     (4.74)     (1.78)
Partnership units outstanding  71,307     71,307     71,307     71,307



THE MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California Limited Partnership)
CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY
(Unaudited)

                                         General     Limited
                                         Partner     Partner       Total

Balance, December 31, 1995              (169,656)    773,214     603,558
Allocation of net loss                    (3,514)    (66,764)    (70,278)
Balance, December 31, 1996              (173,170)    706,450     533,280
Allocation of net loss                   (16,901)   (321,121)   (338,022)
Balance, December 31, 1997              (190,071)    385,329     195,258
Allocation of net loss                    (6,352)   (120,696)   (127,048)
Balance, December 31, 1998              (196,423)    264,633      68,210

STATEMENTS OF CASH FLOW
For the Twelve Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES:       Dec.31,96   Dec.31,97   Dec.31,98
Net (loss)                                    (70,278)   (338,022)   (127,048)
Loss on Disposal of Assets                    400,000           0           0
Adjustments to reconcile net income to cash
provided by operating activities:
 Decrease (increase) in accrued int. receiv.   13,084           0           0
 (Decrease) increase in accounts payable     (123,517)          0           0
 (Increase) in accounts receivable            102,041     (46,001)    (40,520)
 (Increase) Dec. in due to general partner    (91,480)    (19,950)          0
 Increase in provision for loan losses              0           0           0
NET CASH PROVIDED (USED) IN OPR.ACTIVITIES    229,850    (403,973)   (167,568)

CASH FLOW FROM INVESTING ACTIVITIES:
Net change in loan receivable                (303,893)     552,018            0
Proceeds from Disposal of real estate owned   100,000           0           0
Net change in other real estate owned               0           0           0
NET CASH PROVIDED BY INVESTING ACTIVITIES    (203,893)    552,018           0

CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (Decrease) in notes payable              0           0           0
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES    0           0           0

NET INCREASE (DECREASE) IN CASH                25,957     148,045    (167,568)
Cash, Beginning of period                         167      26,124     174,169
Cash, End of period                            26,124     174,169       6,601

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

Note 2 - Accounts Receivable
This account represents funds owed to the Partnership from affiliate partnerships, projects which were acquired through foreclosure and on unsecured loans made to unrelated third parties.

Note 3 - Investments in Partnerships
A prior loan receivable secured by a deed of trust has been converted to an equity interest in a limited liability company which continues to own the property. An allowance of $262,018 offsets the carrying value of the investment.


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