Form 10-Q
period 1999-03-31
MORTGAGE BANCFUND OF AMERICA II L P
filed 1999-05-14
CIK 849901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999

OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number:	33-28491

THE MORTGAGE BANCFUND OF AMERICA II, L.P. a California Limited Partnership (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

		California						33-0369995
STATE OR OTHER JURISDICTION OF INCORPORATION		IRS EMPLOYER IDENTIFICATION NUMBER

2402 Michelson, Suite 255, Irvine, CA  92612-1323
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

March 31, 1999

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

Item 1 - Financial Statements

  Balance Sheets
  Income Statements
  Statements of Partner's Equity
  Statements of Cash Flow
  Notes to Financial Statements

	See attached exhibit


THE MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California Limited Partnership)
BALANCE SHEETS

(Unaudited)


ASSETS                                      Dec. 31, 1998 March 31, 1999
Cash                                           $    6,601          7,739
Loans receivable (Note 1)                               0              0
Accounts receivable (Note 2)                      105,500         89,500
Investments (Note 3                                     0              0
     Total Assets                              $  112,101         97,239

LIABILITIES & PARTNER'S EQUITY
Liabilities
Due to general partner & affiliates                43,891         43,891
     Total liabilities                             43,891         43,891
Partner's equity                                   68,210         53,348
    Total liabilities & partner's equity       $  112,101         97,239

Book value per limited partner unit
outstanding                                    $      .96      $     .75


                                               INCOME STATEMENTS
                                            For the Three Months Ended

                                                  3/31/98        3/31/99
                                                Unaudited      Unaudited

REVENUES:
Interest:
Loans                                             $ 5,075      $       0
Other income                                        5,060          7,288
Total income                                       10,135          7,288

COSTS & EXPENSES:
Costs of loans                                      4,156              0
General & administrative costs                     70,300         22,150
Total costs & expenses                             74,456         22,150
NET LOSS                                          (64,321)       (14,862)

Net loss per partnership unit                       (0.90)         (0.21)
outstanding
Partnership units outstanding                      71,307         71,307

THE MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California Limited Partnership)
STATEMENTS OF PARTNER'S EQUITY

(Unaudited)

                                           General       Limited
                                           Partner       Partner      Total
Balance, December 31, 1997        $      (190,071) $     385,329 $  195,258
Allocation of net loss                     (6,352)      (120,696)  (127,048)
Balance, December 31, 1998               (196,423)       264,633     68,210
Allocation of net loss                       (743)       (14,119)   (14,862)
Balance, March 31, 1999           $      (197,166) $     250,514 $   53,348


STATEMENTS OF CASH FLOW
For the Three Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES:             3/31/98       3/31/99
Net (loss)                                    $   (64,321)   $  (14,862)


Adjustments to reconcile net income to cash
  provided by operating activities:
  Decrease (increase) in accrued interest rec.          0             0
  (Decrease) increase in accounts payable               0             0
  (Increase) decrease in accounts receivable       (7,000)       16,000
  Increase (decrease) in other liabilities              0             0
  Decrease (increase) in due to general partner         0             0
NET CASH (USED) BY OPERATING ACTIVITIES           (71,321)        1,138

CASH FLOW FROM INVESTING ACTIVITIES:
Net change in loans receivable                          0             0
NET CASH PROVIDED IN INVESTING ACTIVITIES               0             0

CASH FLOWS FROM FINANCING ACTIVITIES
Increase(Decrease) in notes payable                     0             0
NET CASH PROVIDED BY FINANCING ACTIVITI                 0             0

NET INCREASE(DECREASE) IN CASH                    (71,321)        1,138

CASH, Beginning of period                         174,169         6,601
CASH, End of Period                            $  102,848  $      7,739

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

Note 3 - Investments in Partnerships
A prior loan receivable secured by a deed of trust has been converted to an equity interest in a limited liability company which continues to own the propety. An allowance of $262,018 offsets the carrying value of the investment.

Accounting Policy
All adjustments made to the financial statements are of a normal recurring nature necessary to present fairly the financial condition of the Partnership.

MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California Limited Partnership)

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources:
Liquidity continues to be a problem for the Partnership. There are no plans to seek additional capital from outside sources, neither debt nor equity.

The capital account eroded by nearly 99% of the original $100.00 cost per limited Partnership unit to a value of $.75 per Partnership unit outstanding. This is due to losses experienced over the past several years.

Results of Operations:
The Partnership continues to report poor operating results for March 31, 1999. As discussed above, book value per Partnership unit outstanding is down to $.75; a 99% decline in value. Management is operating in a liquidation mode to collect on all remaining assets and return whatever investment remains to the limited partners.


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