Form 10-Q/A
period 1999-09-30
MORTGAGE BANCFUND OF AMERICA II L P
filed 1999-11-15
CIK 849901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-Q
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999

OR

[  ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

For the transition period from                                      to

Commission file number:	33-28491

THE MORTGAGE BANCFUND OF AMERICA II, a California Limited Partnership (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

		California						33-0369995
STATE OR OTHER JURISDICTION OF INCORPORATION		IRS EMPLOYER IDENTIFICATION NUMBER

2402 Michelson Drive, Suite 255, Irvine, California  92612-1323
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

September 30, 1999

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

The capital account has eroded by over 98% of the original cost of $100.00 per limited Partnership unit to a value of $1.74 per Partnership unit outstanding. This is due to losses experienced over the past several years.

Results of Operations:
The Partnership continues to report poor operating results for September 30, 1999. As discussed above, book value per Partnership unit outstanding is down to $1.74; a 98% decline in value. Management is operating in a liquidation mode to sell all remaining assets and return whatever investment remains to the limited partners.


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



THE MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California Limited Partnership)
CONSOLIDATED BALANCE SHEETS

(Unaudited)


ASSETS                                        Dec. 31, 1998 Sept 30,1999
Cash                                           $    6,601        124,296
Other assets (Note 1)                                   0              0
Accounts receivable (Note 2)                      105,500              0
     Total Assets                              $  112,101        124,296

LIABILITIES & PARTNER'S EQUITY
Liabilities
  Due to general partner & affiliates              43,891              0
     Total liabilities                             43,891              0
Partner's equity                                   68,210        124,296
    Total liabilities & partner's equity       $  112,101        124,296

Book value per limited partner unit
outstanding                                    $      .96      $    1.74


                                            CONSOLIDATED INCOME STATEMENTS
                                            For the Nine Months Ended

                                9/30/98    9/30/98      9/30/99    9/30/99
                            Three Months Nine Months Three Months Nine Months

REVENUES:
Interest:
Loans                            17,011     25,051      150,493    150,493
Investments                           0          0            0      5,000
Other income                        475      8,160          255      4,268
Total income                     17,486     33,211      150,748    159,761

COSTS & EXPENSES:
Costs of loans                   15,799     22,772            0          0
Real estate owned expenses            0          0            0          0
General & administrative costs   24,023    138,957       75,775    103,675
Total costs & expenses           39,822    161,729       75,775    103,675
NET LOSS                        (22,336)  (128,518)      74,973     56,086

Net loss per partnership unit     (0.31)     (1.80)       (1.05)     (0.79)
outstanding
Partnership units outstanding    71,307     71,307       71,307     71,307


THE MORTGAGE BANCFUND OF AMERICA II, L.P.
(a California Limited Partnership)
CONSOLIDATED STATEMENTS OF PARTNER'S EQUITY

(Unaudited)

                                           General       Limited
                                           Partner       Partner      Total
Balance, December 31, 1997        $       (190,071) $    385,329 $  195,258
Allocation of net loss                      (6,352)     (120,696)  (127,048)
Balance, December 31, 1998                (196,423)      264,633     68,210
Allocation of net loss                       2,804        53,282     56,086
Balance, September 30, 1999       $       (193,619) $    317,915 $  124,296


CONSOLIDATED STATEMENTS OF CASH FLOW
For the Nine Months Ended

CASH FLOWS FROM OPERATING ACTIVITIES:             9/30/98        9/30/99
Net (loss)                                    $  (128,518)    $   56,086
Loss on Disposal of Assets                              0              0

Adjustments to reconcile net income to cash
  provided by operating activities:
  (Decrease) increase in accounts payable               0              0
  (Increase) decrease in accounts receivable      (44,000)       105,500
  (Increase) decrease in other assets                   0              0
  (Decrease) increase in due to general partner         0        (43,891)
  (Increase) decrease in other liabilities              0              0
NET CASH PROVIDED (USED) BY OPERATING ACTIVITI   (172,518)       117,695

CASH FLOW FROM INVESTING ACTIVITIES:
Net change in loans receivable                          0              0
NET CASH PROVIDED (USED) BY INVESTING ACTIVITI          0              0

CASH FLOWS FROM FINANCING Activities
Increase(Decrease) in notes payable                     0              0
NET CASH PROVIDED (USED) BY FINANCING ACTIVITI          0              0

NET INCREASE(DECREASE) IN CASH                   (172,518)       117,695
CASH, Beginning of period                         174,169          6,601
CASH, End of Period                            $    1,651     $  124,296

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

Note 2 - Accounts Receivable
This account represents funds owed to the Partnership from affiliate partnerships and projects which were acquired through foreclosure and on unsecured loans made to unrelated third parties.

Note 3  - Investments in Partnerships
A prior loan receivable secured by a deed of trust has been converted to an equity interest in a limited liability company. The property was disposed of in the third quarter. Final accounting will not be completed until the end of 1999. The Partnership will conclude in 1999.

Accounting Policy - All adjustments made to the financial statements are of a normal recurring nature necessary to present fairly the financial condition of the Partnership.